Form 10QSB
period 2000-06-30
AMERI FIRST FINANCIAL GROUP INC
filed 2000-07-31
CIK 1105949

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        June 30, 2000

Commission file number:       000-28453

                        Ameri-First Financial Group, Inc.
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        Nevada                                                  84-0849132
------------------------                                ------------------------
(State of Incorporation)                                       (IRS ID No.)


                4514 Cole Avenue, Suite 806, Dallas, Texas        75205
                -------------------------------------------      --------
                  (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code: 214-599-9050
                                                    ------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].


Shares of common stock outstanding at June 30, 2000:

                                   11,146,116

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                      Page Number


     Item  1.   Financial Statements                                    1 - 4

     Item  2.   Managements's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                  5


PART II - OTHER INFORMATION                                                 6



PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                        AMERI-FIRST FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                     ASSETS
                                     ------
                                                                   June 30, 2000       Dec 31, 1999
                                                                  ---------------    ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $0                 $0
    Commission and other receivables                                      468,733           $346,068
    Deposits with clearing organizations                                   30,642           $221,319
    Securities owned                                                    2,100,797         $1,127,388
    Investment receivable                                                 205,000
    Prepaid expenses                                                      100,539           $100,539
                                                                  ---------------    ---------------
        Total current assets                                           $2,905,711         $1,795,314

PROPERTY AND EQUIPMENT:
    Proprty - real estate                                              34,000,000                  0
    Furniture and fixtures                                                 36,882             23,224
    Vehicles                                                                    0             97,437
    Computer system                                                        33,444             10,512
                                                                  ---------------    ---------------
    Total property and equipment                                       34,070,326            131,173
    Accumulated depreciation                                              (16,069)           (12,191)
                                                                  ---------------    ---------------
        Total property and equipment, net of depreciation              34,054,257            118,982

OTHER ASSETS:
    Advance to affiliate                                                   10,000             10,000
    Investments                                                             1,500              1,500
    Goodwill                                                              168,534
    Accumulated amortization - goodwill                                    (1,054)
    Intangible assets                                                      79,000
                                                                  ---------------    ---------------
        Total other assets                                                257,980             11,500

TOTAL ASSETS                                                          $37,217,948         $1,925,796
                                                                  ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Bank overdraft                                                         $9,051            $11,946
    Accounts payable and accrued expenses                                 602,677           $533,743
    Payable to clearing organizations                                     306,300            735,750
    Current portion of notes payable
                                                                  ---------------    ---------------
        Total current liabilities                                         918,028          1,281,439

LONG TERM LIABILITIES
    Notes payable                                                      18,950,429          1,308,104
                                                                  ---------------    ---------------

TOTAL LIABILITIES                                                      19,868,457          2,589,543

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                         11,146              4,706
    Additional paid-in-capital                                         25,242,204          8,138,559
    Retained deficit                                                   (7,903,859)        (9,223,175)
                                                                  ---------------    ---------------
        Total Stockholders' Equity                                     17,349,491         (1,079,910)
                                                                  ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $37,217,948         $1,509,633
                                                                  ===============    ===============



                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Three months ended June 30, 2000 and 1999


                                                        Three months     Three months
                                                            ended            ended
                                                        June 30, 2000    June 30, 1999
                                                       --------------   --------------
Revenue                                                    $1,228,294               $0
                                                       --------------   --------------

Gross profit                                               $1,228,294               $0

Operating expenses:
    Selling expenses                                           34,766           34,226
    Depreciation and amortization                               2,014                0
    General and administrative                                266,952          583,542
                                                       --------------   --------------
        Total Operating Expense                               303,732          617,768

                                                       --------------   --------------
Net operating income                                          924,562         (617,768)

Other income (expense):
    Loss on repossessed assets & sale of business                             (762,479)
    Loss on writeoff of investments                                         (3,685,955)
    Interest expense                                                          (128,126)
    Interest income                                             5,235              354
                                                       --------------   --------------

Net income                                                    929,797       (5,193,974)
                                                       ==============   ==============



Weighted average shares outstanding                         6,682,986        4,166,414
                                                       ==============   ===============

INCOME (LOSS) PER SHARE                                         $0.14           ($1.25)
                                                       ==============   ===============




                        AMERI-FIRST FINANCIAL GROUP, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                       December 31, 1999 to June 30, 2000




                                                  Common              Paid In     Accumulated
                                           Shares        Amount       Capital       Deficit        Total
                                        -----------   -----------   -----------   -----------   -----------
Balance,
       December 31, 1999                  4,706,114         4,706     7,584,976    (9,223,165)   (1,633,483)

Shares issued for 100% of
       Ameri-First Securities Corp.       1,890,002         1,890       943,154                     945,044

Shares issued for 100% of
       Itronics Comm. Corp.                  50,000            50                                        50

Net income - three months
        ended March 31, 2000                                                          389,509       389,509

                                        -----------   -----------   -----------   -----------   -----------
Balance
        March 31, 2000                    6,646,116         6,646     8,528,130    (8,833,656)     (298,880)
                                        ===========   ===========   ===========   ===========   ===========

Paid in capital by shareholder                                          261,173                     261,173

Shares issued for hotel
       properties                         4,500,000         4,500    16,452,901                  16,457,401

Net income - three months
        ended June 30, 2000                                                           929,797       929,797
                                        -----------   -----------   -----------   -----------   -----------
Balance
        June 30, 2000                    11,146,116        11,146    25,242,204    (7,903,859)   17,349,491
                                        ===========   ===========   ===========   ===========   ===========




                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Three months ended June 30, 2000 and 1999


                                                                          Three months     Three months
                                                                              ended            ended
                                                                          June 30, 2000    June 30, 1999
                                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $929,797      ($5,193,974)
  Adjustments to reconcile net loss to net
      cash (used) by operating activities:
        Items not requiring cash - depreciation and amortization                  2,014
        Loss on repossessed assets and sale of business                                          762,479
        Loss on writeoff of investments                                                        3,685,955

        (Increase) decrease in current assets                                  (499,337)           7,271
        Increase (decrease) in current liabilities                             (772,701)          13,225
        (Increase) decrease in other assets                                     (70,530)
                                                                          -------------    -------------
NET CASH (USED) BY OPERATING ACTIVITIES                                        (410,757)        (725,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                  (34,020,686)               0
  Disposal of fixed assets (net)                                                 95,427
                                                                          -------------    -------------
NET CASH FROM INVESTING ACTIVITIES                                          (33,925,259)               0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                                           721,632
  Issuance of common stock for assets                                        16,457,401
  Capital contributed by shareholder                                            261,173
  Increase (decrease) in notes payable                                       17,627,725
                                                                          -------------    -------------
NET CASH FROM FINANCING ACTIVITIES                                           34,346,299          721,632

                                                                          -------------    -------------

NET INCREASE IN CASH                                                            $10,283          ($3,412)

CASH, BEGINNING OF PERIOD                                                       (19,334)          (8,720)
                                                                          -------------    -------------

CASH, END OF PERIOD                                                             ($9,051)        ($12,132)
                                                                          =============    =============


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Company is engaged in the securities business and investment banking and through its subsidiary, Ameri-First Securities, Inc., which is a full service NASD registered broker/dealer.

         The Company's liquid position at June 30, 2000 was $1,987,683, which represented and increase of $1,289,165 over the prior quarter. Most of this increase came from the stock it received from an investment banking transaction(s) whose market value at June 30, 2000 was $1,800,000. The increase in the working capital position represents an increase of 184%. The income also was $0.14 per share which compares to prior periods when there was always losses.

         In June 2000, the Company purchased five hotels for which it paid $34,000,000. This amount was paid with $450,000 cash, 17,262,000 in assumed debt and issued 4,500,000 newly issued restricted common stock of the company. Under the agreement of purchase, HomeGate Corporation will operate the hotels for a management fee. The hotels are expected to give the Company a twelve month gross revenue of $7,000,000 from the hotels with a net income from operations of approximately $800,000.

PART II.   OTHER INFORMATION


Item  1.   Legal Proceedings.

                The Company is not involved in any legal proceedings.

Item  2.   Changes in Securities.

                Registrant has made no changes in its securities.

Item  3.   Defaults Upon Senior Securities.

                Registrant has no senior securities and accordingly no defaults.

Item  4.   Submission of Matters to a Vote of Security Holders.

                No matters were presented to a vote of security holders.

Item  5.   Other Information.

                None.

Item  6.   Exhibits and Reports on Form 8-K.

                Form 8-K - Acquisition of assets - June 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Ameri-First Financial Group, Inc.
                                               ---------------------------------
                                                (Registrant)


                                               BY: /s/  Jeffrey Bruteyn
                                                  ------------------------------
                                                        Jeffrey Bruteyn
                                                   Its: President

DATE:   July 31, 2000
        Dallas, Texas