Form 10QSB
period 2000-09-30
AMERI FIRST FINANCIAL GROUP INC
filed 2000-11-20
CIK 1105949

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:         September 30, 2000

Commission file number:        000-28453

                        Ameri-First Financial Group, Inc.
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        Nevada                                                      84-0849132
----------------------                                           ---------------
(State of Incorporation)                                           (IRS ID No.)


                4514 Cole Avenue, Suite 806, Dallas, Texas            75205
               --------------------------------------------        ----------
               (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: 214-599-9050

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].


Shares of common stock outstanding at September 30, 2000:

                                   15,230,262

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                      Page Number


         Item  1.     Financial Statements                              1 - 7

         Item  2.     Managements's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                          8


PART II - OTHER INFORMATION                                               9



                        AMERI-FIRST FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

                                     ASSETS
                                     ------
                                                              Sept 30, 2000   Dec 31, 1999
                                                              -------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                 $          0    $          0
    Commission and other receivables                               390,900         349,368
    Deposits with clearing organizations                           100,000         221,319
    Securities owned                                             1,070,000         711,225
    Investment receivable                                          205,000
    Prepaid expenses                                               108,611         100,539
                                                              ------------    ------------
        Total current assets                                  $  1,874,511    $  1,382,451

PROPERTY AND EQUIPMENT:
    Property - real estate (net of $1,336,722 depreciation)     40,180,651               0
    Furniture and fixtures                                         182,068          23,224
    Vehicles                                                             0          97,437
    Computer system                                                 12,758          10,512
                                                              ------------    ------------
    Total property and equipment                                40,375,477         131,173
    Accumulated depreciation                                    (1,346,618)        (12,191)
                                                              ------------    ------------
        Total property and equipment, net of depreciation       39,028,859         118,982

OTHER ASSETS:                                                      (11,207)
    Goodwill (net of $4,214 amortization)                          164,319
    Deposits                                                     1,000,000
    Other assets                                                   149,900          11,500
                                                              ------------    ------------
        Total other assets                                       1,303,012          11,500

TOTAL ASSETS                                                  $ 42,206,382    $  1,512,933
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
    Bank overdraft                                            $          0    $     12,142
    Accounts payable and accrued expenses                          571,093         575,240
    Payable to clearing organizations                                  662         735,750
    Payable to hotel operator                                      173,787
    Current portion of notes payable                                                14,441
                                                              ------------    ------------
        Total current liabilities                                  745,542       1,337,573

LONG TERM LIABILITIES
    Notes payable                                               22,692,601       1,255,280
                                                              ------------    ------------

TOTAL LIABILITIES                                               23,438,143       2,592,853

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                  15,230           4,706
    Additional paid-in-capital                                  28,625,950       8,138,559
    Retained deficit                                            (9,872,941)     (9,223,185)
                                                              ------------    ------------
        Total Stockholders' Equity                              18,768,239      (1,079,920)
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 42,206,382    $  1,512,933
                                                              ============    ============


                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 Three months ended September 30, 2000 and 1999

                                             Three months    Three months
                                                ended           ended
                                            Sept 30, 2000   Sept 30, 1999
                                            -------------   -------------

Revenue                                     $   1,231,341   $      66,084

Operating expenses:
    Selling expenses                               15,918          19,845
    Operating expenses                          1,445,627
    Depreciation and amortization               1,340,770
    General and administrative                    286,781         207,043
                                            -------------   -------------
        Total Operating Expense                 3,089,096         226,888

                                            -------------   -------------
Net operating income                           (1,857,755)       (160,804)

Other income (expense):
    Other income                                   55,781
    Interest income                                14,545             566
    Interest expense                             (181,653)        (10,458)
                                            -------------   -------------

Net income                                     (1,969,082)       (170,696)
                                            =============   =============



Weighted average shares outstanding            11,784,382       4,706,114
                                            =============   =============

INCOME (LOSS) PER SHARE                            ($0.17)         ($0.04)
                                            =============   =============



                        AMERI-FIRST FINANCIAL GROUP, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                    December 31, 1999 to September 30, 2000

                                                 Common               Paid In     Accumulated
                                         Shares         Amount        Capital       Deficit         Total
                                      -----------    -----------    -----------   -----------    -----------
Balance,
       December 31, 1999                4,706,114          4,706      7,584,976    (9,223,165)    (1,633,483)

Shares issued for 100% of
       Ameri-First Securities Corp.     1,890,002          1,890        943,154                      945,044

Shares issued for 100% of
       Itronics Comm. Corp.                50,000             50                                          50

Paid in capital by shareholder                                          261,173                      261,173

Shares issued for hotel
       properties                       4,500,000          4,500     16,452,901                   16,457,401

Net income - three months:
        ended March 31, 2000                                                          389,509        389,509
        ended June 30, 2000                                                           929,797        929,797

                                      -----------    -----------    -----------   -----------    -----------
Balance
        June 30, 2000                  11,146,116         11,146     25,242,204    (7,903,859)    17,349,491

Shares issued for:
       Services                           150,000            150         14,850                       15,000
       Purchase hotel properties          448,718            449        699,551                      700,000
       Debt - related party             2,434,000          2,434      1,670,396                    1,672,830
       Deposit on purchase of
                 broker dealers         1,051,428          1,051        998,949                    1,000,000

Net income - three months:
        ended September 30, 2000                                                   (1,969,082)    (1,969,082)

                                      -----------    -----------    -----------   -----------    -----------
Balance
        September 30, 2000             15,230,262         15,230     28,625,950    (9,872,941)    18,768,239
                                      ===========    ===========    ===========   ===========    ===========




                        AMERI-FIRST FINANCIAL GROUP, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 Three months ended September 30, 2000 and 1999

                                                                            Three months    Three months
                                                                               ended           ended
                                                                           Sept 30, 2000   Sept 30, 1999
                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 ($1,969,082)      ($170,696)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation and amortization       1,340,770
                                       issue stock for services                   15,000          23,000
                (Increase) decrease in current assets                          1,031,200         (50,452)
                Increase (decrease) in current liabilities                      (171,560)         37,431
                (Increase) decrease in other assets                              (58,346)
                                                                           -------------   -------------
NET CASH (USED) BY OPERATING ACTIVITIES                                          187,982        (160,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                  (6,305,151)              0
    Disposal of fixed assets (net)
                                                                           -------------   -------------
NET CASH FROM INVESTING ACTIVITIES                                            (6,305,151)              0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock
    Issuance of common stock for assets                                          700,000
    Issuance of common stock for debt                                          1,672,830
    Capital contributed by shareholder                                                           164,600
    Increase (decrease) in notes payable                                       3,742,172
                                                                           -------------   -------------
NET CASH FROM FINANCING ACTIVITIES                                             6,115,002         164,600

                                                                           -------------   -------------

NET INCREASE IN CASH                                                             ($2,167)  $       3,883

CASH, BEGINNING OF PERIOD                                                         (9,051)        (12,132)
                                                                           -------------   -------------

CASH, END OF PERIOD                                                             ($11,218)        ($8,249)
                                                                           =============   =============


                        Ameri-First Financial Group, Inc.

                 (Formerly Itronics Communications Corporation)

                   Notes to Consolidated Financial Statements
                               September 30, 2000

(1)      Summary of Significant Accounting Policies and Practices

         (a) General
             -------
         Ameri-First Financial Group, Inc. and subsidiaries (the Company) is engaged in investment banking and securities business. In January 2000, the Company purchased Ameri-First Securities, Inc., an NASD registered broker dealer.

         (b) Principles of Consolidation
             ---------------------------
         The consolidated  financial statements include the financial statements
of  Ameri-First  Financial  Group,  Inc.  and  its  related  subsidiaries.   All
significant intercompany balances have been eliminated in consolidation.

         (c) Cash Equivalents
             ----------------
         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (d) Revenue Recognition
             -------------------
         Revenue  is  recognized  upon  shipment  of  product.   Allowances  for
estimated returns and discounts are provided when the related revenue is recorded.

         (e) Inventories
             -----------
         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         (f) Property and Equipment
             ----------------------
         Property and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

         (g) Income Taxes
             ------------
         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        Ameri-First Financial Group, Inc.

                 (Formerly Itronics Communications Corporation)

                   Notes to Consolidated Financial Statements
                               September 30, 2000


(2)      Summary of Significant Accounting Policies and Practices (con't)

         (h) Income (loss) per Share
             -----------------------
         Basic net income (loss) per share is based on the weighted average number of actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income (loss) per share provided their impact is not dilutive. As of September 30, 2000, no stock option plan was in place, and therefore, no stock options or other common stock equivalent instruments have been issued.

(2)      Acquisitions

         In January 2000, the Company purchased 100% of the outstanding stock of Ameri-First Securities, Inc. for the issuance of 1,890,002 shares of newly issued restricted common stock.. The acquisition was accounted for as a purchase.

         In March 2000, the Company purchased 100% of the outstanding stock of Itronics Communications Corporation for the issuance of 50,000 shares of newly issued restricted common stock.. The acquisition was accounted for as a purchase.

         In June 2000, the Company purchased five hotels. In August 2000, the Company purchased three hotels.

(3)      Notes Payable to Shareholders

Notes payable to  shareholders  at September 30, 2000 consist of the  following:
Various notes payable to shareholder, principal due on demand, interest at 10%
  due monthly, secured by equipment and receivables of the Company.  $ 1,255,000

                        Ameri-First Financial Group, Inc.

                 (Formerly Itronics Communications Corporation)

                   Notes to Consolidated Financial Statements
                               September 30, 2000


(4)      Income Taxes

As of June 30, 1999 and 1998, the Company has Federal tax loss carryforwards of approximately $9,000,000 and $196,000 respectively.

The future tax benefits of the net operating loss carryforwards have not been recognized since their realization is dependent upon the Company's ability to generate future earnings.

Due to the uncertainty of the Company's ability to generate future earnings, the Company has established offsetting deferred tax assets (generated from the aforementioned tax loss carryforwards) and related valuation allowances.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Company is engaged in the securities business and investment banking and through its subsidiary, Ameri-First Securities, Inc., which is a full service NASD registered broker/dealer.

         The Company's liquid position at September 30, 2000 was $1,987,683, which represented a decrease of $1,289,165 over the prior quarter. Most of this increase came from the stock it received from an investment banking transaction(s) whose market value at June 30, 2000 was $1,800,000. The increase in the working capital position represents an increase of 184%. The income also was $0.14 per share which compares to prior periods when there was always losses.

         In the quarter ended September 30, 2000, the Company purchased three hotels for which it paid $34,000,000. This amount was paid with $450,000 cash, $17,262,000 in assumed debt and issued 448,718 newly issued restricted common stock of the company. Under the agreement of purchase, HomeGate Corporation will operate the hotels for a management fee.

         The Company is currently negotiating the sale of its hotels at a profit and plans to concentrate on its securities and investment banking business.

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

                None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameri-First Financial Group, Inc.
                                        ---------------------------------
                                        (Registrant)


                                        BY:  /s/ Jeffrey Bruteyn
                                            -----------------------------
                                                Jeffrey Bruteyn
                                        Its:    President

DATE:   November 17, 2000
        Dallas, Texas