Form 10QSB/A
period 2000-03-31
AMERI FIRST FINANCIAL GROUP INC
filed 2001-03-05
CIK 1105949

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            March 31, 2000

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


Shares of common stock outstanding at March 31, 2000:

                                    6,646,116

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                      Page Number


      Item  1.    Financial Statements                                 1 - 9
                  These statements have not been reviewed
                  By an independent accountant

      Item  2.    Managements's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            10


PART II - OTHER INFORMATION                                             11


                        AMERI-FIRST FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                     ASSETS
                                     -------
                                                             March 31, 2000     Dec 31, 1999
                                                             --------------    --------------
CURRENT ASSETS:
    Cash                                                     $         --      $         --
    Commission and other receivables                                472,185    $      346,068
    Deposits with clearing organizations                            501,262    $      221,319
    Securities owned                                              1,127,388    $      711,225
    Investment receivable                                           205,000              --
    Prepaid expenses                                                100,539    $      100,539
                                                             --------------    --------------
        Total current assets                                 $    2,406,374    $    1,379,151

PROPERTY AND EQUIPMENT:
    Furniture and fixtures                                           36,882            23,224
    Vehicles                                                         98,245            97,437
    Computer system                                                  12,758            10,512
                                                             --------------    --------------
    Total property and equipment                                    147,885           131,173
    Accumulated depreciation                                        (27,155)          (12,191)
                                                             --------------    --------------
        Total property and equipment, net of depreciation           120,730           118,982

OTHER ASSETS:
    Advance to affiliate                                             10,000            10,000
    Investments                                                       1,500             1,500
    Goodwill                                                        168,534              --
    Accumulated amortization - goodwill                              (1,054)             --
    Organization costs                                               12,572              --
    Accumulated amortization - organization costs                    (4,102)             --
                                                             --------------    --------------
        Total other assets                                          187,450            11,500

                                                             --------------    --------------

TOTAL ASSETS                                                 $    2,714,554    $    1,509,633
                                                             ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Bank overdraft                                           $       19,334    $       11,946
    Accounts payable and accrued expenses                           513,114    $      533,743
    Payable to clearing organizations                             1,158,281           735,750
    Current portion of notes payable                                 17,127              --
                                                             --------------    --------------
        Total current liabilities                                 1,707,856         1,281,439

LONG TERM LIABILITIES
    Notes payable                                                 1,305,577         1,308,104
                                                             --------------    --------------

TOTAL LIABILITIES                                                 3,013,433         2,589,543

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                    6,646             4,706
    Additional paid-in-capital                                    8,528,130         8,138,559
    Current earnings                                             (8,833,657)       (9,223,175)
                                                             --------------    --------------
        Total Stockholders' Equity                                 (298,881)       (1,079,910)
                                                             --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    2,714,552    $    1,509,633
                                                             ==============    ==============


                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   Three months ended March 31, 2000 and 1999


                                        Three months     Three months
                                            ended            ended
                                       March 31, 2000   March 31, 1999
                                      ---------------   --------------

Revenue                               $       701,236   $         --
Sales (net)                           $          --             40,011
Cost of sales                                    --            469,999
                                      ---------------   --------------

Gross profit                          $       701,236   ($     429,988)

Operating expenses:
    Selling expenses                           93,155            4,521
    Depreciation and amortization               6,461            6,104
    General and administrative                217,752        1,031,167
                                      ---------------   --------------
        Total Operating Expense               317,368        1,041,792

                                      ---------------   --------------
Net operating income                          383,868       (1,001,781)

Other income:
    Interest income                             5,639              858
                                      ---------------   --------------

Net income                                    389,507       (1,000,923)
                                      ===============   ==============



Weighted average shares outstanding         6,170,542        4,706,114
                                      ===============   ==============

INCOME (LOSS) PER SHARE               $          0.06   ($        0.21)
                                      ===============   ==============


                        AMERI-FIRST FINANCIAL GROUP, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                      December 31, 1999 to March 31, 2000

                                               Common             Paid In    Accumulated
                                        Shares        Amount      Capital      Deficit        Total
                                      ----------   ----------   ----------   ----------    ----------
Balance,
       December 31, 1999               4,706,114        4,706    7,584,976   (9,223,165)   (1,633,483)

Shares issued for 100% of
       Ameri-First Securities Corp.    1,890,002        1,890      943,154         --         945,044

Shares issued for 100% of
       Itronics Comm. Corp.               50,000           50         --           --              50

Net income - three months
        ended March 31, 2000                --           --           --        389,509       389,509

                                      ----------   ----------   ----------   ----------    ----------
Balance

        March 31, 2000                 6,646,116        6,646    8,528,130   (8,833,656)     (298,880)
                                      ==========   ==========   ==========   ==========    ==========



                        AMERI-FIRST FINANCIAL GROUP, INC.

                     CONSOLIDATED STATEMZENT OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999

                                                                            Three months      Three months
                                                                                ended             ended
                                                                           March 31, 2000    March 31, 1999
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $      389,507    ($   1,000,923)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation and amortization           16,499             6,104
                (Increase) decrease in current assets                          (1,023,923)            1,904
                Increase (decrease) in current liabilities                        401,914              --
                (Increase) decrease in other assets                                (8,950)             --
                                                                           --------------    --------------
NET CASH (USED) BY OPERATING ACTIVITIES                                          (224,953)         (992,915)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                      (16,712)             --
    Capital contributed by shareholder                                            219,677              --
    Change from purchase of subsidiary                                               --             878,022
                                                                           --------------    --------------
NET CASH FROM INVESTING ACTIVITIES                                                202,965           878,022

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                             --             100,000
    (Increase) decrease in notes payable                                           14,600              --
                                                                           --------------    --------------
NET CASH FROM FINANCING ACTIVITIES                                                 14,600           100,000

                                                                           --------------    --------------

NET INCREASE IN CASH                                                       ($       7,388)   ($      14,893)

CASH, BEGINNING OF PERIOD                                                         (11,946)            2,947
                                                                           --------------    --------------

CASH, END OF PERIOD                                                        ($      19,334)   ($      11,946)
                                                                           ==============    ==============



                        Ameri-First Financial Group, Inc.

                (Formerly Itronics Communications Corporation and
                       formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(1)      Summary of Significant Accounting Policies and Practices

         (a) General
             -------
         Ameri-First Financial Group, Inc. and subsidiaries (the Company) is engaged in investment banking and securities business. In January 2000, the Company purchased Ameri-First Securities, Inc., an NASD registered broker dealer.
         Prior to that business, the Company was engaged through its subsidiary, Southbay Golf, in the design, marketing and sales of golf equipment under the exclusive worldwide license for the Head Golf brand name, and on a non-exclusive basis for golf accessories. It also formerly through its subsidiary, Outback, marketed and distributed sportswear, swimwear and accessories under the Spank brand name. Through a subsidiary, Mardock, which was disposed of in early 1999, the Company marketed items including caps, mugs, hats, pens, bags and other items corporations use for their promotional needs.

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

         (d) Commissions
             -----------
         Securities transactions and related commission revenue and expense are presented on a trade date basis.

         (e) Securities
             ----------
         Securities owned and securities sold, not yet purchased, are carried at market value and unrealized gains and losses are reflected in revenues. All securities are reflected at fair market value as of the balance sheet date.

         (f) Property and Equipment
             ----------------------
         Property and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

                        Ameri-First Financial Group, Inc.

                (Formerly Itronics Communications Corporation and
                       formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

         (g) Goodwill
             --------
         Goodwill is amortized on a straight line basis over twenty years.

         (h) Income Taxes
             ------------
         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (i) Income (loss) per Share
             -----------------------
         Basic net income (loss) per share is based on the weighted average number of actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income (loss) per share provided their impact is not dilutive. As of March 31, 2000, no stock option plan was in place, and therefore, no stock options or other common stock equivalent instruments have been issued.

         (j)  Impairment  of  Long-Lived  Assets  and  Long-Lived  Assets  to Be
              ------------------------------------------------------------------
              Disposed  Of
              ------------
         The Company accounts for long-lived assets under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

         (k) Product Design and Development Costs
             ------------------------------------
         The Company charged all product design and development costs to expense when incurred. The lines requiring design and development were dropped in the last two years.

                        Ameri-First Financial Group, Inc.

                (Formerly Itronics Communications Corporation and
                       formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(l)      New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes new standards for reporting comprehensive income and its components. SFAS 130 requires adoption currently. However, since comprehensive income does not differ from historical amounts, no disclosure is required. SFAS 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas and major customers. SFAS 131 requires adoption for the Company effective July 1, 1998. Management has determined that the adoption of the above statements will not have a material impact upon the Company's financial position or results of operations.

(2)      Acquisitions

         In January 2000, the Company purchased 100% of the outstanding stock of Ameri-First Securities, Inc. for the issuance of 1,890,002 shares of newly issued restricted common stock.. The acquisition was accounted for as a purchase.

         In March 2000, the Company purchased 100% of the outstanding stock of Itronics Communications Corporation for the issuance of 50,000 shares of newly issued restricted common stock.. The acquisition was accounted for as a reverse merger.

(3)      Leases

         The Company has a noncancelable operating lease, primarily for office space, with an unrelated party. The Company also has a 36 month capital lease for equipment. Rental expense for the operating lease during the twelve months ended June 30, 1999 and 1998 amounted to $53,568 and $7,920 respectively.

         The Company leased a manufacturing facility from a shareholder for its subsidiary Mardock, Inc. through March 31, 1999 when the subsidiary was sold. The rent expense associated with this lease for the twelve months ended June 30, 1999 and 1998 amounted to $23,760 and $7,920 respectively.

                       Ameri-First Financial Group, Inc.

               (Formerly Itronics Communications Corporation and
                      formerly Tahoe Pacific Corporation)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(4)      Notes Payable to Shareholders

Notes  payable to  shareholders  at March 31,  2000  consist  of the  following:
Various notes payable to shareholder, principal due on demand, interest at 10%
  due monthly, secured by equipment and receivables of the Company.  $ 1,255,000

(5)      Income Taxes

As of June 30, 1999 and 1998, the Company has Federal tax loss carryforwards of approximately $8,247,000 and $196,000 respectively.

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

(6)      Commitments and Contingencies

Guaranteed Minimum Royalty Payments
-----------------------------------
South Bay Golf is a licensee under a Trademark License Agreement with Head Sports AG (Head) which granted the Company exclusive worldwide rights to market and distribute golf clubs, bags and head covers. The Company also had worldwide nonexclusive marketing and distribution rights for golf accessories including hats, towels and umbrellas.

The agreement provides for royalties based on the following percentages of sales: 5% for 1998, 6% for 1999 and 7% for 2000 and all subsequent years. Guaranteed minimum annual royalties are were as follows:

           Contract Year                                 Amount
           ------------------------------              ----------
           April 1, 1998 - March 31, 1999              $  600,000
           April 1, 1999 - March 31, 2000                 800,000
           April 1, 2000 - March 31, 2001               1,300,000
           April 1, 2001 - March 31, 2002               1,500,000
           April 1, 2002 - March 31, 2003               1,750,000

                        Ameri-First Financial Group, Inc.

                     (Formerly Tahoe Pacific Corporation and
                     formerly Pacific Sports Holdings, Inc.)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

(7)      Commitments and Contingencies (con't)

Guaranteed Minimum Royalty Payments (con't)
------------------------------------------
In June 1999, Head sued the Company for $1,000,000 over the royalties due to Head. The lawsuit was settled in January 2000 for $20,000, and the settlement of this lawsuit is reflected in the books of the Company in January 2000.

Outback Apparel Group, Inc. is a licensee under a Trademark License Agreement with Spank Sport (Spank) which grants the Company the exclusive right to manufacture, distribute, advertise and sell certain Spank swimwear products in North America.

The agreement provides for royalties based on 5% of sales. Guaranteed minimum annual sales are as follows:

                Calendar Year                         Amount
                -------------                      ------------
                1998                               $  3 million
                1999                                  5 million
                2000                                  8 million
                2001                                 12 million

The Company has not been able to meet the minimum sales and royalty requirements and are in default on their agreement. The Company does not expect any legal action from Spank based on the Company's financial condition and no liability has been recorded for these royalties.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Company is engaged in investment banking and through its subsidiary, Ameri-First Securities, Inc., is involved in the securities business as Ameri-First Securities, Inc. is a full service NASD registered broker/dealer.

         The Company purchased Ameri-First Securities, Inc. in January 2000, and has increased its position in securities during the quarter and generally increased its liquid position. The working capital increased from $97,712 to $698,518 during the quarter which represents an increase of $600,806 or a 715% increase. The income also was $.06 per share which compares to prior periods when there was always losses.

         The goodwill recorded on the balance sheet represents the excess of the value of the stock exchanged for 100% of the outstanding stock of Ameri-First Securities, Inc.

         The Company still has some significant payables owed which were assumed when the Company performed a reverse merger with Tahoe Pacific Corporation in 1999. In the second quarter, the Company intends to divest itself of these entities or to settle these debts.

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

                Registrant submitted a Reorganization Agreement to a vote of security holders which was approved and effected on March 22, 2000..

Item  5.     Other Information.

                None.

Item 6.      Exhibits and Reports on Form 8-K.

                Form 8-K - Changes in Control of Registrant - March 22, 2000

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

DATE:   May 12, 2000
        Dallas, Texas