Form 10QSB/A
period 2000-06-30
AMERI FIRST FINANCIAL GROUP INC
filed 2001-03-05
CIK 1105949

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:          June 30, 2000

Commission file number:         000-28453

                        Ameri-First Financial Group, Inc.
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     Nevada                                                          84-0849132
-----------------------                                             ------------
(State of Incorporation)                                            (IRS ID No.)


         4514 Cole Avenue, Suite 806, Dallas, Texas                      75205
         ------------------------------------------                    ---------
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

                                         11,146,116

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


     Item  1.     Financial Statements                                  1 - 7
                  These financial statements have not been Reviewed by an independent accountant

     Item  2.     Managements's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              8


PART II - OTHER INFORMATION                                               9


                        AMERI-FIRST FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                     ASSETS
                                     ------
                                                             June 30, 2000   Dec 31, 1999
                                                             -------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                $       --      $       --
    Commission and other receivables                              468,733    $    346,068
    Deposits with clearing organizations                           30,642    $    221,319
    Securities owned                                            2,100,797    $  1,127,388
    Investment receivable                                         205,000            --
    Prepaid expenses                                              100,539    $    100,539
                                                             ------------    ------------
        Total current assets                                 $  2,905,711    $  1,795,314

PROPERTY AND EQUIPMENT:
    Proprty - real estate                                      34,000,000            --
    Furniture and fixtures                                         36,882          23,224
    Vehicles                                                         --            97,437
    Computer system                                                33,444          10,512
                                                             ------------    ------------
    Total property and equipment                               34,070,326         131,173
    Accumulated depreciation                                      (16,069)        (12,191)
                                                             ------------    ------------
        Total property and equipment, net of depreciation      34,054,257         118,982

OTHER ASSETS:
    Advance to affiliate                                           10,000          10,000
    Investments                                                     1,500           1,500
    Goodwill                                                      168,534            --
    Accumulated amortization - goodwill                            (1,054)           --
    Intangible assets                                              79,000            --
                                                             ------------    ------------
        Total other assets                                        257,980          11,500

TOTAL ASSETS                                                 $ 37,217,948    $  1,925,796
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Bank overdraft                                           $      9,051    $     11,946
    Accounts payable and accrued expenses                         602,677    $    533,743
    Payable to clearing organizations                             306,300         735,750
    Current portion of notes payable                                 --              --
                                                             ------------    ------------
        Total current liabilities                                 918,028       1,281,439

LONG TERM LIABILITIES
    Notes payable                                              18,950,429       1,308,104
                                                             ------------    ------------

TOTAL LIABILITIES                                              19,868,457       2,589,543

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                 11,146           4,706
    Additional paid-in-capital                                 25,242,204       8,138,559
    Retained deficit                                           (7,903,859)     (9,223,175)
                                                             ------------    ------------
        Total Stockholders' Equity                             17,349,491      (1,079,910)
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 37,217,948    $  1,509,633
                                                             ============    ============





                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Three months ended June 30, 2000 and 1999


                                                 Three months    Three months      Six months      Six months
                                                    ended           ended            ended           ended
                                                June 30, 2000   June 30, 1999    June 30, 2000   June 30, 1999
                                                -------------   -------------    -------------   -------------
Revenue                                         $   1,228,294   $        --      $   1,929,530   $        --
Sales (net)                                              --              --               --              --
Cost of sales                                            --              --               --              --
                                                -------------   -------------    -------------   -------------

Gross profit                                    $   1,228,294   $        --      $   1,929,530   $        --

Operating expenses:
    Selling expenses                                   34,766          34,226          127,921          38,747
    Depreciation and amortization                       2,014            --              8,475            --
    General and administrative                        266,952         583,542          484,704       1,579,944
                                                -------------   -------------    -------------   -------------
        Total Operating Expense                       303,732         617,768          621,100       1,618,691

                                                -------------   -------------    -------------   -------------
Net operating income                                  924,562        (617,768)       1,308,430      (1,618,691)

Other income (expense):
    Loss on repossessed assets & sale of sub             --          (762,479)            --          (762,479)
    Loss on writeoff of investments                      --        (3,685,955)            --        (3,685,955)
    Interest expense                                     --          (128,126)            --          (128,126)
    Interest income                                     5,235             354           10,874             354
                                                -------------   -------------    -------------   -------------

Net income                                            929,797      (5,193,974)       1,319,304      (6,194,897)
                                                =============   =============    =============   =============



Weighted average shares outstanding                 6,682,986       4,166,414        6,682,986       4,166,414
                                                =============   =============    =============   =============

INCOME (LOSS) PER SHARE                         $        0.14   ($       1.25)   $        0.20   ($       1.49)
                                                =============   =============    =============   =============



                        AMERI-FIRST FINANCIAL GROUP, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                       December 31, 1999 to June 30, 2000

                                              Common              Paid In     Accumulated
                                       Shares        Amount       Capital       Deficit         Total
                                    -----------   -----------   -----------   -----------    -----------
Balance,
     December 31, 1999                4,706,114         4,706     7,584,976    (9,223,165)    (1,633,483)

Shares issued for 100% of
     Ameri-First Securities Corp.     1,890,002         1,890       943,154          --          945,044

Shares issued for 100% of
     Itronics Comm. Corp.                50,000            50          --            --               50

Net income - three months
     ended March 31, 2000                  --            --            --         389,509        389,509

                                    -----------   -----------   -----------   -----------    -----------
Balance
     March 31, 2000                   6,646,116         6,646     8,528,130    (8,833,656)      (298,880)
                                    ===========   ===========   ===========   ===========    ===========

Paid in capital by shareholder             --            --         261,173          --          261,173

Shares issued for hotel
     properties                       4,500,000         4,500    16,452,901          --       16,457,401

Net income - three months
     ended June 30, 2000                   --            --            --         929,797        929,797

                                    -----------   -----------   -----------   -----------    -----------
Balance
     June 30, 2000                   11,146,116        11,146    25,242,204    (7,903,859)    17,349,491
                                    ===========   ===========   ===========   ===========    ===========



                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Three months ended June 30, 2000 and 1999

                                                               Three months     Three months      Six months       Six months
                                                                  ended            ended            ended            ended
                                                              June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                              -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $     929,797    ($  5,193,974)   $   1,319,304    ($  6,194,897)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash:
                Depreciation and amortization                         2,014             --             18,513            6,104
                Loss on repossessed assets and sale of sub             --            762,479             --            762,479
                Loss on writeoff of investments                        --          3,685,955             --          3,685,955

                (Increase) decrease in current assets              (499,337)           7,271       (1,523,260)           9,175
                Increase (decrease) in current liabilities         (772,701)          13,225         (370,787)          16,451
                (Increase) decrease in other assets                 (70,530)            --            (79,480)            --
                                                              -------------    -------------    -------------    -------------
NET CASH (USED) BY OPERATING ACTIVITIES                            (410,757)        (725,044)        (635,710)      (1,714,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                    (34,020,686)            --        (34,037,398)            --
    Change from purchase of subsidiary                                 --               --               --            878,022
    Disposal of fixed assets (net)                                   95,427             --             95,427             --
                                                              -------------    -------------    -------------    -------------
NET CASH FROM INVESTING ACTIVITIES                              (33,925,259)            --        (33,941,971)         878,022

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                               --            721,632             --            821,632
    Issuance of common stock for assets                          16,457,401             --         16,457,401             --
    Capital contributed by shareholder                              261,173             --            480,850             --
    Increase (decrease) in notes payable                         17,627,725             --         17,642,325             --
                                                              -------------    -------------    -------------    -------------
NET CASH FROM FINANCING ACTIVITIES                               34,346,299          721,632       34,580,576          821,632

                                                              -------------    -------------    -------------    -------------

NET INCREASE IN CASH                                          $      10,283    ($      3,412)   $       2,895    ($     15,079)

CASH, BEGINNING OF PERIOD                                           (19,334)          (8,720)         (11,946)           2,947
                                                              -------------    -------------    -------------    -------------

CASH, END OF PERIOD                                           ($      9,051)   ($     12,132)   ($      9,051)   ($     12,132)
                                                              =============    =============    =============    =============



                        Ameri-First Financial Group, Inc.

                 (Formerly Itronics Communications Corporation)

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


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

                        Ameri-First Financial Group, Inc.

                 (Formerly Itronics Communications Corporation)

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


(1)      Summary of Significant Accounting Policies and Practices (con't)

         (h) Income (loss) per Share
             -----------------------
         Basic net income (loss) per share is based on the weighted average number of actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income (loss) per share provided their impact is not dilutive. As of June 30, 2000, no stock option plan was in place, and therefore, no stock options or other common stock equivalent instruments have been issued.

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

(3)      Notes Payable to Shareholders

Notes payable to shareholders at June 30, 2000 consist of the following:
Various notes payable to shareholder, principal due on demand, interest at 10%
 due monthly, secured by equipment and receivables of the Company.   $ 1,255,000

                        Ameri-First Financial Group, Inc.

                 (Formerly Itronics Communications Corporation)

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


(4)      Income Taxes

As of June 30, 2000 and 1999, the Company has Federal tax loss carryforwards of approximately $9,000,000 and $196,000 respectively.

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

(5)      Hotel Assets

         Hotel assets are stated at cost and depreciated using the straight-line method over ten to forty years for buildings and improvements. Any amounts allocated to leasehold interests are amortized using the straight-line basis over the lease terms.

         Each quarter, the Corporation estimates the fair value of each of their hotel assets and compares these values to the net book values of the hotel assets. For hotel assets that are not held for sale in the current year, the undiscounted future cash flows of the assets (generally over a five year period), on a hotel-by-hotel basis, are compared to the net book values of these assets. If the undiscounted future cash flows are less than the net book value of the assets, the excess of the net book values over the estimated fair values is charged to current earnings.

(6)      Segment Information

         The Company had operations in two industry segments, the investment banking and brokerage business and the hotel business. In the quarter ended June 30, 2000, all activities related to the investment banking business, since the hotels were purchased at the end of June 2000, and hotel operations started in July 2000.

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

         The Company entered into these agreements to purchase the hotels based upon management's belief that the acquisition cost was below the actual value of the hotels and that an investment in the hotels would likely be appreciating assets for the Company due to their belief that the hotel industry is at the bottom of a downturn and poised for a rebound.

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