Form 10QSB/A
period 2000-09-30
AMERI FIRST FINANCIAL GROUP INC
filed 2001-03-05
CIK 1105949

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:              September 30, 2000

Commission file number:             000-28453

                       Ameri-First Financial Group, Inc.
       -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     Nevada                                                         84-0849132
----------------------                                           ---------------
(State of Incorporation)                                           (IRS ID No.)


            4514 Cole Avenue, Suite 806, Dallas, Texas                 75205
            ------------------------------------------              ----------
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

                                     ASSETS
                                     ------
                                                                  June 30, 2000     Dec 31, 1999
                                                                  -------------    -------------
CURRENT ASSETS:
    Cash and cash equivalents                                     $        --      $        --
    Commission and other receivables                                    390,900    $     346,068
    Deposits with clearing organizations                                100,000    $     221,319
    Securities owned                                                  1,070,000    $     711,225
    Investment receivable                                               205,000             --
    Prepaid expenses                                                    108,611    $     100,539
                                                                  -------------    -------------
        Total current assets                                      $   1,874,511    $   1,379,151

PROPERTY AND EQUIPMENT:
    Proprty - real estate                                            40,180,651             --
    Furniture and fixtures                                              182,068           23,224
    Vehicles                                                               --             97,437
    Computer system                                                      12,758           10,512
                                                                  -------------    -------------
    Total property and equipment                                     40,375,477          131,173
    Accumulated depreciation                                         (1,346,618)         (12,191)
                                                                  -------------    -------------
        Total property and equipment, net of depreciation            39,028,859          118,982

OTHER ASSETS:
    Advance to affiliate                                                   --             10,000
    Investments                                                            --              1,500
    Goodwill (net of $4,214 amortization)                               164,319             --
    Deposits                                                          1,000,000             --
    Intangible assets                                                   149,900             --
                                                                  -------------    -------------
        Total other assets                                            1,314,219           11,500

TOTAL ASSETS                                                      $  42,217,589    $   1,509,633
                                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
    Bank overdraft                                                $      11,207    $      11,946
    Accounts payable and accrued expenses                               571,093    $     533,743
    Payable to clearing organizations ($662) and hotal operator         174,449          735,750
    Current portion of notes payable
                                                                  -------------    -------------
        Total current liabilities                                       756,749        1,281,439

LONG TERM LIABILITIES
    Notes payable                                                    22,692,601        1,308,104
                                                                  -------------    -------------

TOTAL LIABILITIES                                                    23,449,350        2,589,543

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                       15,230            4,706
    Additional paid-in-capital                                       28,625,950        8,138,559
    Retained deficit                                                 (9,872,941)      (9,223,175)
                                                                  -------------    -------------
        Total Stockholders' Equity                                   18,768,239       (1,079,910)
                                                                  -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  42,217,589    $   1,509,633
                                                                  =============    =============



                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 Three months ended September 30, 2000 and 1999


                                                 Three months     Three months     Nine months      Nine months
                                                    ended            ended            ended            ended
                                                Sept 30, 2000    Sept 30, 1999    Sept 30, 2000    Sept 30, 1999
                                                -------------    -------------    -------------    -------------
Revenue                                         $   1,231,341    $      66,084    $   3,160,871    $      66,084
Sales (net)
Cost of sales                                            --               --               --               --
                                                -------------    -------------    -------------    -------------

Gross profit                                    $   1,231,341    $      66,084    $   3,160,871    $      66,084

Operating expenses:
    Selling expenses                                   15,918           19,845          143,839           58,592
    Depreciation and amortization                   1,340,770             --          1,349,245             --
    Operating expenses                              1,445,627             --          1,445,627             --
    General and administrative                        286,781          207,043          771,485        1,786,987
                                                -------------    -------------    -------------    -------------
        Total Operating Expense                     3,089,096          226,888        3,710,196        1,845,579

                                                -------------    -------------    -------------    -------------
Net operating income                               (1,857,755)        (160,804)        (549,325)      (1,779,495)

Other income (expense):
    Loss on repossessed assets & sale of sub             --               --               --           (762,479)
    Loss on writeoff of investments                      --               --               --         (3,685,955)
    Other income                                       55,781             --             55,781             --
    Interest expense                                 (181,653)         (10,458)        (181,653)        (138,584)
    Interest income                                    14,545              566           25,419              920
                                                -------------    -------------    -------------    -------------

Net income                                         (1,969,082)        (170,696)        (649,778)      (6,365,593)
                                                =============    =============    =============    =============



Weighted average shares outstanding                11,784,382        4,706,114       11,784,382        4,706,114
                                                =============    =============    =============    =============

INCOME (LOSS) PER SHARE                         ($       0.17)   ($       0.04)   ($       0.06)   ($       1.35)
                                                =============    =============    =============    =============



                        AMERI-FIRST FINANCIAL GROUP, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                     December 31, 1999 to September 30, 2000

                                                Common              Paid In     Accumulated
                                         Shares        Amount       Capital       Deficit         Total
                                      -----------   -----------   -----------   -----------    -----------
Balance,
       December 31, 1999                4,706,114         4,706     7,584,976    (9,223,165)    (1,633,483)

Shares issued for 100% of
       Ameri-First Securities Corp.     1,890,002         1,890       943,154          --          945,044

Shares issued for 100% of
       Itronics Comm. Corp.                50,000            50          --            --               50

Net income - three months
        ended March 31, 2000                 --            --            --         389,509        389,509

Paid in capital by shareholder               --            --         261,173          --          261,173

Shares issued for hotel
       properties                       4,500,000         4,500    16,452,901          --       16,457,401

Net income - three months
        ended June 30, 2000                  --            --            --         929,797        929,797

                                      -----------   -----------   -----------   -----------    -----------
Balance
        June 30, 2000                  11,146,116        11,146    25,242,204    (7,903,859)    17,349,491
                                      ===========   ===========   ===========   ===========    ===========

Shares issued for:
       Services                           150,000           150        14,850          --           15,000
       Hotel properties                   448,718           449       699,551          --          700,000
       Debt - related party             2,434,000         2,434     1,670,396          --        1,672,830
       Deposit on purchase of
               broker dealer            1,051,428         1,051       998,949          --        1,000,000

Net income - three months
        ended September 30, 2000             --            --            --      (1,969,082)    (1,969,082)

                                      -----------   -----------   -----------   -----------    -----------
Balance

        September 30, 2000             15,230,262        15,230    28,625,950    (9,872,941)    18,768,239
                                      ===========   ===========   ===========   ===========    ===========



                        AMERI-FIRST FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 Three months ended September 30, 2000 and 1999

                                                           Three months    Three months    Nine months     Nine months
                                                              ended           ended           ended           ended
                                                          Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                                          -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              ($ 1,969,082)   ($   170,696)   ($   649,778)   ($ 6,365,593)
    Adjustments to reconcile net loss to net
        cash (used) by operating activities:
            Items not requiring cash:
             Depreciation and amortization                   1,340,770            --         1,359,283           6,104
             Services                                           15,000          23,000          15,000          23,000
            Loss on repossessed assets and sale of sub            --              --              --           762,479
            Loss on writeoff of investments                       --              --              --         3,685,955

            (Increase) decrease in current assets            1,031,200         (50,452)       (492,060)        (41,277)
            Increase (decrease) in current liabilities        (171,560)         37,431        (542,347)         53,882
            (Increase) decrease in other assets                (58,346)           --          (137,826)           --
                                                          ------------    ------------    ------------    ------------
NET CASH (USED) BY OPERATING ACTIVITIES                        187,982        (160,717)       (447,728)     (1,875,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                (6,305,151)           --       (40,342,549)           --
    Change from purchase of subsidiary                         878,022
    Disposal of fixed assets (net)                                --              --            95,427            --
                                                          ------------    ------------    ------------    ------------
NET CASH FROM INVESTING ACTIVITIES                          (6,305,151)           --       (40,247,122)        878,022

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                          --              --              --           821,632
    Issuance of common stock for assets                        700,000            --        17,157,401            --
    Issuance of common stock for debt                        1,672,830            --         1,672,830            --
    Capital contributed by shareholder                         164,600         480,850         164,600
    Increase (decrease) in notes payable                     3,742,172            --        21,384,497            --
                                                          ------------    ------------    ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                           6,115,002         164,600      40,695,578         986,232

                                                          ------------    ------------    ------------    ------------

NET INCREASE IN CASH                                      ($     2,167)   $      3,883    $        728    ($    11,196)

CASH, BEGINNING OF PERIOD                                       (9,051)        (12,132)        (11,946)          2,947
                                                          ------------    ------------    ------------    ------------

CASH, END OF PERIOD                                       ($    11,218)   ($     8,249)   ($    11,218)   ($     8,249)
                                                          ============    ============    ============    ============


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


(1)      Summary of Significant Accounting Policies and Practices (con't)

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

                        Ameri-First Financial Group, Inc.

                 (Formerly Itronics Communications Corporation)

                   Notes to Consolidated Financial Statements
                               September 30, 2000


(4)      Income Taxes

As  of  September  30,  2000  and  1999,   the  Company  has  Federal  tax  loss
carryforwards of approximately $9,000,000 and $2,000,000 respectively.

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

(6)      Segment Information

         The Company had operations in two industry segments, the hotel industry and the investment banking and brokerage business.

         The management contracts that the Company had with its hotel operator provides that company HomeGate Corporation manages the hotels and pays the Company any net profits from those operations. For the quarter ended September 30, 2000, there was a loss of $2,508,636 of which $1,336,722 was depreciation. The company owes the hotel operator $173,787 which is shown as a current liability at September 30, 2000.

         For the nine months ended September 30, 2000, the gross revenue from the investment banking business was $3,160,871 with a net profit of $539,554.

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

         In the quarter ended September 30, 2000, the Company purchased three hotels for which it paid $34,000,000. This amount was paid with $450,000 cash (which was advanced from an officer), $17,262,000 in assumed debt and issued 448,718 newly issued restricted common stock of the company. Under the agreement of purchase, HomeGate Corporation will operate the hotels for a management fee.

         The Company purchased the hotels with the knowledge that some renovation work was needed. At the time that the work was supposed to start, the downturn in the securities markets in general left the Company strapped for cash. The Company is currently negotiating the sale of its hotels since it was unable to finance the renovation work needed.

         Subsequently, the Company was in litigation for default on certain terms of its agreement and this lawsuit was settled as set forth in Form 8-K filings dated February 14, 2001.

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

                None.

Item 6.      Exhibits and Reports on Form 8-K.

                Form 8-K filed on February 14, 2001 to explain transactions in the third quarter of 2000.

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

DATE:   November 17, 2000
        Dallas, Texas